Form 10QSB
period 1999-12-31
KINESYS PHARMACEUTICALS INC
filed 2000-04-14
CIK 1096328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended December 31, 1999.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                              For the transition period from ____ to ____.

Commission file number 000-27571.


                          KINeSYS PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                    98-0210050
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3771 Jacombs Road, Unit 415
Richmond, B.C., Canada V6V 2L9
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (604) 279-0363
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

8,380,897  as of December 31, 1999.

Transitional Small Business Disclosure Format (Check one):  / / Yes /X/ No

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                         KINeSYS PHARMACEUTICALS, INC.
                         CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                         FOR THE PERIOD ENDED DECEMBER 31, 1999
                         (UNAUDITED)



                                                                        CONTENTS
--------------------------------------------------------------------------------
CONSOLIDATED INTERIM FINANCIAL STATEMENTS

    Balance Sheets                                                          5

    Statements of Operations                                                6

    Statements of Cash Flows                                                7

    Notes to Financial Statements                                       8 - 9


===============================================================================

                                                  KINeSYS PHARMACEUTICALS, INC.
                                            CONSOLIDATED INTERIM BALANCE SHEETS

                                                                               DECEMBER 31           June 30
                                                                                      1999              1999
                                                                               (UNAUDITED)
------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash                                                                  $        137,978  $       109,481
    Accounts receivable, net                                                        26,287           34,640
    Inventories                                                                    146,181          112,061
    Prepaid expenses (Note 3)                                                      774,518           18,936
                                                                         ----------------------------------
                                                                                 1,084,964          275,118

FIXED ASSETS, net of accumulated depreciation                                       29,043           29,340
GOODWILL, net of accumulated amortization of $97,562 and $24,391                   634,153          707,324
                                                                         ----------------------------------
                                                                          $      1,748,160  $     1,011,782
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
    Accounts payable                                                      $        163,013  $        91,678
    Accrued liabilities                                                             90,091           82,613
                                                                         ----------------------------------
                                                                                   253,104          174,291
                                                                         ----------------------------------
STOCKHOLDERS' EQUITY
    Share capital
      Authorized
        100,000,000   Preferred shares, par value $0.00001
        100,000,000   Common shares, par value $0.00001
      Issued (Note 3)
          9,640,747   Common shares (June 30, 1999 - 8,380,897
                        common shares)                                                  96               84

    Additional paid-in capital                                                   2,455,117        1,195,279
    Accumulated deficit                                                         (1,009,288)        (370,312)
    Accumulated other comprehensive income -
      foreign currency translation adjustment                                       49,131           12,440
                                                                         ----------------------------------
                                                                                 1,495,056          837,491
                                                                         ----------------------------------
                                                                          $      1,748,160  $     1,011,782
===========================================================================================================


See accompanying notes to financial statements.

===============================================================================

                                                  KINeSYS PHARMACEUTICALS, INC.
                                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                                            DECEMBER 31      December 31       DECEMBER 31       December 31
                                                   1999             1998              1999              1998
For the six month periods ended              (3 MONTHS)       (3 Months)        (6 MONTHS)        (6 Months)
------------------------------------------------------------------------------------------------------------
SALES                                  $         25,503 $        18,203   $         73,378  $       182,033

COST OF GOODS SOLD                               32,096          14,113             44,098           94,088
                                       --------------------------------------------------------------------
                                                 (6,593)          4,090             29,280           87,945
                                       --------------------------------------------------------------------
EXPENSES
    Advertising and promotion                   162,569          22,460            318,606           44,920
    Amortization of goodwill                     36,586               -             73,172                -
    Bad debts                                         -               -                  -            1,439
    Bank charges and interest                       825           3,688              1,992            7,905
    Commissions                                   1,001         (1,931)              2,287          (12,876)
    Consulting fees                              26,821          14,960             62,603           29,921
    Depreciation                                  2,705           1,741              5,359            3,482
    Office and other                             18,685           8,985             41,697           17,971
    Professional fees                            32,016          19,515             57,579           27,879
    Rent                                          8,461           4,804             13,390            9,608
    Repairs and maintenance                           -           3,004                  -            6,007
    Salaries and benefits                        27,221          23,990             56,948           47,979
    Stock option compensation                         -         257,269                  -          257,269
    Trade shows and travel                       15,407           4,881             34,623           32,537
                                       --------------------------------------------------------------------
                                                332,297         363,366            668,256          474,041
                                       --------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                 (338,890)       (359,276)          (638,976)        (386,096)

EXTRAORDINARY GAIN ON DEBT
  RESTRUCTURING                                       -               -                  -           59,203
                                       --------------------------------------------------------------------
NET LOSS FOR THE PERIOD                $       (338,890) $     (359,276)   $      (638,976)  $     (326,893)
===========================================================================================================

BASIC AND DILUTED LOSS PER SHARE:
   Loss per share before
     extraordinary item                $          (0.04) $        (0.11)  $         (0.07)  $        (0.12)
   Extraordinary item                                 -               -                 -             0.02
                                       --------------------------------------------------------------------
   Loss per share for the period       $          (0.04) $        (0.11)  $         (0.07)  $        (0.10)
===========================================================================================================

WEIGHTED AVERAGE
   SHARES OUTSTANDING (Note 2)                9,517,933       3,317,204         9,281,964        3,317,204
===========================================================================================================

See accompanying notes to financial statements.

===============================================================================

                                                  KINeSYS PHARMACEUTICALS, INC.
                                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                                                    (UNAUDITED)

FOR THE SIX MONTH PERIODS ENDED DECEMBER 31                                           1999              1998
------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
    Net loss for the period                                             $       (638,976)    $     (326,893)
    Items not involving cash
        Depreciation of fixed assets                                               5,359              3,482
        Amortization of goodwill                                                  73,172                  -
        Stock option compensation                                                      -            257,269
        Gain on debt restructuring                                                     -            (59,203)
    Decrease (increase) in assets
        Accounts receivable                                                        8,353             91,393
        Inventories                                                              (34,120)          (146,315)
        Prepaid expenses                                                           1,268             95,536
    Increase (decrease) in liabilities
        Accounts payable and accrued liabilities                                  78,813             40,831
                                                                       ------------------------------------
                                                                                (506,131)            43,900
                                                                       ------------------------------------
INVESTING ACTIVITIES
    Net proceeds on sale of fixed assets                                               -              4,006
    Purchase of fixed assets                                                      (5,062)                 -
                                                                       ------------------------------------
                                                                                  (5,062)             4,006
                                                                       ------------------------------------
FINANCING ACTIVITIES
    Issuance of common shares                                                    500,000             68,414
    Repayment of loans payable                                                         -            (29,660)
    Repayment of advance from stockholders                                             -            (26,946)
                                                                       ------------------------------------
                                                                                 500,000             11,808
                                                                       ------------------------------------
DECREASE IN CASH DURING THE PERIOD                                               (11,193)           (28,086)

Effect of exchange rate on cash                                                   39,690             12,331

CASH, beginning of period                                                        109,481             17,514
                                                                       ------------------------------------
CASH, end of period                                                     $        137,978    $         1,759
===========================================================================================================

SUPPLEMENTAL INFORMATION
      Interest paid                                                     $          1,992    $         7,905
      Non-cash financing activity
        Prepaid expenses paid with issuance of common shares            $        759,850    $             -
===========================================================================================================

See accompanying notes to financial statements.

===============================================================================

                                                  KINeSYS PHARMACEUTICALS, INC.
                             NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                                                    (UNAUDITED)

DECEMBER 31, 1999 AND 1998
--------------------------

1.    BASIS OF PRESENTATION

      The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

      These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 1999 and notes thereto included in the Company's 10-SB registration statement. The Company follows the same accounting policies in preparation of interim reports.

      Results of operations for the interim periods are not indicative of annual results.

      On May 4, 1999, the Company completed a major transaction acquiring all of the issued and outstanding common and preferred shares of KINeSYS Pharmaceutical Inc. ("KINeSYS Canada"), a Canadian company engaged in the manufacture and distribution of cosmoceutical products (Note 2). Upon the acquisition of KINeSYS Canada, the Company abandoned its previous activities in mineral exploration. Accordingly, KINeSYS Canada is treated as the predecessor business and the comparative amounts for the periods ended December 31, 1998 are those of KINeSYS Canada. Loss per share for 1998 is calculated on a pro-forma basis.

      These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 1999 the Company has had no significant operations and the Company's subsidiary has posted overall operating losses since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. Amounts raised will be used to develop a U.S. focus for marketing arrangements, to enhance the Company's e-commerce ability through its website, to provide financing for the purchase and manufacture of inventories and for other working capital purposes including operational systems upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

      These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

===============================================================================

                                                   KINeSYS PHARMACEUTICALS, INC.
                              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

DECEMBER 31, 1999 AND 1998
--------------------------

2.    ACQUISITION OF KINeSYS PHARMACEUTICAL INC.

      On May 4, 1999, the Company acquired all of the issued and outstanding common and preferred stock of KINeSYS Canada. KINeSYS Canada is a company incorporated in December 1993 in British Columbia, Canada that is engaged in the manufacture and distribution of cosmoceutical products for active individuals and athletes.

      Consideration for the purchase was the issuance of 3,052,021 shares of common stock of the Company. The transaction was accounted for as a purchase. Accordingly, the operations of KINeSYS Canada have been included in the consolidated financial statements from May 4, 1999. The value of the consideration paid, being the common stock of the Company, was determined using quoted trading prices close to the date of substantial agreement to the terms of the acquisition of $0.197 per share. The value of the consideration paid exceeded the net book value of KINeSYS Canada at the transaction date by $731,715. The excess consideration, or "goodwill," is being amortized to income on a straight-line basis over five years.

      The summarized unaudited pro-forma results of operations set forth below for the six month period ended December 31, 1998 assume that the acquisition occurred as of July 1, 1998 and include expenses for the amortization of goodwill created on acquisition.

                                                                                                  Six Months
                                                                                                       Ended
                                                                                                December 31,
                                                                                                        1998
                                                                                            ----------------
      Sales                                                                                 $       182,033
      Net loss for the period before discontinued operations and
        extraordinary item                                                                  $     (512,798)
      Net loss for the period                                                               $     (473,697)
      Basic and diluted loss per share                                                      $        (0.14)
-----------------------------------------------------------------------------------------------------------

3.    SHARE CAPITAL

      (a) During the six-month period ended December 31, 1999 the Company issued 759,850 shares of common stock in exchange for future advertising and promotional services. The transactions were valued at $1.00 per share being the trading value of the Company's shares at the dates of the transaction which approximates the fair value of the services received. Such expenses are recorded as prepaid expenses in these financial statements.

      (b) In October and November 1999, the Company received $500,000 on the issuance of the 500,000 shares of common stock pursuant to private placements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In this regard, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. In evaluating the Company's business, you should give careful consideration to the information set forth below under the caption "Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

The inclusion of the forward-looking statements should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. Although we believe the that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.


OVERVIEW

          Kinesys supplies innovative high-performance skin and body care products to professional and recreational athletes. By focusing on its current business strategy, the Company intends to solidify its market position in Canada and to expand to other geographical markets in the United States, overseas and via retailers and the company's website on the Internet.

         Founded in 1993, the Company spent its early years developing formulas, establishing markets for its sunscreen and related products and creating brand awareness. It has traditionally achieved most of its sales in Canada, with occasional sales and product interest in the United States. It now intends to focus on the United States market for its next phase of growth. Management recognizes that directing the Company's efforts to expand into new geographical markets will have a negative short-term impact on revenue, but believes it is warranted by the potential long-term opportunity of selling its primary sun care products in markets which are not as subject to the seasonal variations found in Canada.

         On May 4, 1999, Goldsearch Corporation ("Goldsearch"), a Nevada corporation, merged (the "Merger") with Kinesys Canada. On May 4, 1999, Goldsearch issued 3,052,021 shares of its

Common Stock to the holders of Kinesys Canada's issued and outstanding shares of common stock in exchange for 100% of the issued and outstanding common stock of Kinesys Canada. Prior to the Merger, Goldsearch had focused its operations in the area of mineral exploration and had only nominal assets and liabilities. After the merger, former Kinesys Canada stockholders owned approximately 39% of the issued and outstanding Common Stock of the Company. The merger has been accounted for using the purchase method of accounting with Kinesys Canada considered to be the predecessor business. This treatment is appropriate because the preexisting shareholders of Goldsearch, after the Merger, retain the power to elect the Board of Directors and to replace management. Present management is acceptable to the majority of shareholders but could be replaced at the discretion of the Board of Directors at any time. No voting agreement or other private contractual arrangement constrains the ability of the majority of shareholders to exercise their right under Nevada law to control the Company. Currently-outstanding warrants will, when exercised, result in even more voting power being vested in the hands of the former Goldsearch shareholders.

         Following the Merger, the business conducted by the Company is the business conducted by Kinesys Canada prior to the Merger with the additional focus of growth opportunities in the U.S., overseas, and on the Internet. In conjunction with the Merger, the Company changed its name to "Kinesys Pharmaceuticals, Inc." The Company's shares were until December 1, 1999 traded on the Over the Counter Bulletin Board (the "OTCBB") operated by the National Association of Securities Dealers, Inc. under the symbol "KNES." Upon the effectiveness of this Registration Statement, the Company will immediately seek to have its shares re-listed on the OTCBB.

         In view of the evolving nature of its business and its limited operating history, the Company has limited experience forecasting its revenues. Therefore, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to develop its product line, establish brand recognition and secure sales and distribution channels. The Company will continue to incur costs to develop new products, develop new customers, build brand awareness and grow the business. These costs may not correspond with any meaningful increases in revenues in the near term.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

         The results for this period discuss the consolidated operating results of the Company for the quarters ending December 31, 1999 and December 31, 1998.

Revenue

         Sales of $25,503 and $18,203 for the three months ended December 31, 1999 and 1998, respectively, were derived primarily from the sale of the Company's sunscreen products. During 1998, the Company's attentions were primarily focused on emerging from creditor protection proceedings. During 1999, the Company began to focus its full attention on sales or marketing and sales accordingly increased. The Company is building the proper systems and operations to manage increased sales. Management expects sales to continue to improve in and beyond 2000 as the Company continues on its present course of focused sales with proper operational systems.

         During 1999, the Company opened a sales office in San Diego, California. This step is in furtherance of the Company's goal of deriving future revenue increasingly from sales in the United States, predominantly in the western and southern states. The Company also intends to target overseas sales and sales via the company's website. The Company's business model is based on building brand recognition through association with sports teams, high-profile athletes, grassroots athletic events and through other traditional forms of advertising.

Operating expenses

         The Company's operating expenses consist of sales and marketing and general and administrative expenses. Operating expenses were $332,297 and $363,366 for the quarters ended December 31, 1999 and 1998, respectively.

         Advertising and promotion expense for the quarter ended December 31, 1999 of $162,569 increased $140,109 or 624% from the comparable period in 1998. Sales commissions for the quarter ended December 31, 1999 of $1,001 rose over the commissions paid in the comparable period of 1998, during which commissions were refunded to the company in a net amount of $1,931. Interest expense for the quarter ended December 31, 1999 of $825 decreased $2,863 from $3,688 in the comparable period of 1998. Professional fees paid to the Company's accountants, attorneys and computer consultants for the quarter ended December 31, 1999 of $32,016 increased $12,501 or 64% from the comparable period in 1998. Salaries and benefits for these periods were $27,221 and $23,990, respectively. Expense for stock option compensation decreased to nil in the quarter ended December 31, 1999 from $257,269 in the comparable period of 1998. Expenses for travel and participation in trade shows were $15,407 for the quarter ended December 31, 1999 and $4,881 for the comparable period in 1998.

         A significant portion of the increase in advertising and promotion expense for the quarter ended December 31, 1999 is attributable to design costs associated with the creation of new packaging, point of purchase displays, and collateral material to be utilized in the official launch of the Company's product line in the United States and its re-launch in Canada in the spring of 2000. The increase in costs associated with the redesign of the KINeSYS brand is a one-time expense and is not likely to recur in future periods. The Company will reinvest capital as needed to update the design and look of the brand to keep it current in the marketplace. The increase in advertising, promotion and commissions costs also represents the increased cost of promotional giveaways and an increase in commissions paid on increased sales. A large expense in 1998 was attributable to the recognition of an employee benefit relating to the grant of stock options to employees and directors in 1998, which was not duplicated in 1999.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

 Revenue

         Sales of $73,378 and $182,033 for the six months ended December 31, 1999 and 1998, respectively, were derived primarily from the sale of the Company's sunscreen products. During 1998, the Company's attentions were primarily focused on emerging from creditor protection proceedings. During 1999, the Company began to focus its full attention on sales or marketing and sales accordingly increased. The company spent the six months ended December 31, 1999 completely redesigning its packaging and marketing material to make it available to retailers by March 2000. The sales attained in 1999 consisted of the selling of existing inventory of the original packaging design as the new packaging design was to be ready for shipping to retailers in the spring of 2000. The sales figure for the six months ended December 31, 1998 includes a large sale to a US customer that was not repeated in 1999.

Operating expenses

         The Company's operating expenses consist of sales and marketing and general and administrative expenses. Operating expenses were $668,256 and $474,041 for the six months ended December 31, 1999 and 1998, respectively.

         Advertising and promotion expense for the six months ended December 31, 1999 of $318,606 increased $273,686 or 609% from the comparable period in 1998. Sales commissions for the six months ended December 31, 1999 of $2,287 rose over the commissions paid in the comparable period of 1998, during which period commissions were refunded to the company in a net amount of $12,876. Interest expense for the six months ended December 31, 1999 of $1,992 decreased $5,913 from $7,905 in the comparable period of 1998. Professional fees paid to the Company's accountants, attorneys and computer consultants for the six months ended December 31, 1999 of $57,579 increased $29,700 or 106% from the comparable period in 1998. Salaries and benefits for these periods were $56,948 and $47,979, respectively. Expense for stock option compensation decreased to nil in the six months ended December 31, 1999 from $257,269 in the comparable period of 1998. Expenses for travel and participation in trade shows were $34,623 for the six months ended December 31, 1999 and $32,537 for the comparable period in 1998.

         The increase in these numbers (particularly advertising, promotion and commissions) for the six months ended December 31, 1999 represents the increased cost of the design of the new bottle, packaging and promotional collateral material, promotional giveaways and an increase in commissions paid on increased sales. A large expense in 1998 was attributable to the recognition of an employee benefit relating to the grant of stock options to employees and directors in 1998, which was not duplicated in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is its potential to raise additional cash through operations and the exercise of stock options held by certain investors. The Company raised approximately $400,000 upon exercise of options to purchase 533,333 shares of Common Stock on May 30, 1999, and raised an additional $400,000 upon exercise of warrants to purchase 400,000 shares of

Common Stock in October, 1999 and $100,000 through sale of Common Stock to a private purchaser. The Company has additional outstanding options to purchase 320,000 Common shares at an exercise price of $1.25 per share. Holders of these options are not required to exercise them, and if they do not exercise, there will be no cash proceeds to the Company.

         The Company's auditors, BDO Dunwoody LLP, have deemed that continuation of the Company as a "going concern," as defined by U.S. generally accepted accounting principles, is dependent upon the Company obtaining additional working capital. The Company is taking steps to raise additional capital, as its current cash reserves and proceeds from the additional options when exercised over the next three months are expected to allow the company to become self-sufficient at annual sales levels of $2,000,000. The Company intends to conduct private placement sales of its equity securities if and when its cash reserves are depleted or sales increase above $2,000,000. There can be no assurance that any shares of Common Stock of the Company can or will be sold or that other sources of loans or funds will be available to the Company if and when needed. The failure of the Company to obtain adequate additional capital may require the Company to postpone some or all of the expansion of its proposed business operations and, potentially, to cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.


RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Investment in the shares of our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this registration statement, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

NEED FOR ADDITIONAL FINANCING

         During the next 12 months, the Company's foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by the Company's sales, and additional equity financing. The Company is currently devoting substantial resources to the development of its products and to the establishment of sales and distribution relationships. Substantial additional capital may be required in the future to fund product development and product launch cycles. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders. If needed capital is unavailable, the Company's ability to continue in business will be jeopardized. To the extent the Company raises additional capital by issuing equity or securities convertible into equity, ownership dilution to the Company's shareholders will result.

HISTORY OF LOSSES AND NEGATIVE CASH FLOW; ANTICIPATED CONTINUED LOSSES.

         Since the Company's inception, it has incurred significant losses and negative cash flow, and as of December 31, 1999, it had an accumulated deficit of approximately $1,009,288. The Company has not achieved profitability and it expects to continue to incur operating losses for the foreseeable future as it funds operating and capital expenditures in areas such as establishment and expansion of markets, advertising, brand promotion, sales and marketing, and operating infrastructure. The Company cannot assure investors that it will ever achieve or sustain profitability or that its operating losses will not increase in the future.

COMPETITION.

         The market for sunscreen and other skin care products is highly competitive. The competition for the Company's products comes largely from large, well-established multinational companies with longer operating histories, greater name recognition, larger retail bases and significantly greater financial, technical, and marketing resources than the Company. Competition from these sources could materially adversely affect the Company's business, operating results or financial condition. Competitive factors in the athletic skin care market include innovative products, product quality, marketing and distribution resources and price. While the Company believes that it has the experience and ability to compete within its identified market, there can be no assurance that the Company will be able to compete successfully against current or future competitors.

RELIANCE ON KEY INDIVIDUALS; NEED TO HIRE CEO AND OTHER QUALIFIED PERSONNEL.

         The Company is dependent upon the active participation of several key management personnel, including Jeffrey Kletter, President, and Jocelyn Kletter, Vice President. The Company does not currently maintain key employee insurance policies. Mr. Jonathan Mara, the past CEO, left the Company on March 1, 2000 to pursue other opportunities. The duties of the CEO are being fulfilled by the President and Vice President. The Company is actively seeking to recruit a new CEO with skills more suitable for the Company at its current stage, but there can be no guarantee that the Company will find a suitable candidate, or that a suitable candidate can be induced to work for the Company. The Company will likely need to recruit additional qualified personnel in order to expand according to its business plan. Although the Company is committed to offering competitive salaries, stock options, benefits and an appealing work environment, there can be no assurance that Kinesys will be able to attract such persons or retain any of its key personnel. The failure to attract and retain key personnel could have a material adverse effect on the Company's viability.

PRODUCT LIABILITY

         The Company's business exposes it to potential product liability claims which are inherent in the manufacture and sale of skin care products. Although no such claim has been brought against the Company to date, and to the knowledge of the Company no such claim is threatened or likely, the Company may face liability to product users for damages resulting from the faulty design or manufacture of products. Although the Company maintains product liability insurance coverage, there can be no assurance that product liability claims will not exceed coverage limits or that such insurance will continue to be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on the Company.

DEPENDENCE ON NEW MARKETS

         The Company's future growth, if any, depends in part on its ability to penetrate new markets. There can be no assurance that Kinesys will be successful in locating or penetrating any new markets for its products.

HIGH COST OF INVENTORY

         Due to the nature of the Company's business, the Company is required to invest a significant portion of its capital in building and maintaining inventory. The Company strives to to predict its inventory requirements in an effort to avoid carrying excess inventory that will decrease in value. However, there can be no assurance that inventory held by the Company will not become unsalable or diminish in value prior to sale. A significant decline in the value or usability of inventory could have a significant adverse affect on the Company's financial position.

LIMITED LIQUIDITY AND RESTRICTED TRANSFERABILITY

         An investment in the Company involves limited liquidity. There is currently only a limited public market for the Company's Common Stock, and no assurance can be given that a broader public market will develop. An investment in the Company is suitable only for sophisticated investors who have no need to have ready access to the capital that they commit to the Company. Potential investors must view an investment in the Company as a long-term commitment.

RISKS OF LOW-PRICED STOCKS; PENNY STOCK REGULATIONS.

         The Company's Common Stock is traded on NASD'S "Over-the Counter Bulletin Board." As such, the Company's Common Stock is subject to Rule 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of purchasers to sell any of the Common Stock acquired in the secondary market.

PAST BANKRUPTCY

         The Company emerged from creditor protection under the laws of Canada on December 30, 1998. Although management believes that the financial conditions that led to the Company's bankruptcy will not recur, there can be no assurance that the Company will never again seek legal protection from its creditors. The Company's history with bankruptcy may make merchants or other commercial parties unwilling to extend credit to the Company. If creditors and investors perceive the Company to be at risk of insolvency, it would have an adverse impact on the company's operating performance.

SHARE PRICE VOLATILITY.

         The trading price of the Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the personal products industries and other events or factors. In addition, in recent years the stock market in general has experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock. To date, the Company's Common Stock has not traded in sufficient volumes, or for a sufficient length of time, to produce any meaningful evidence of correlation between its price and general market volatility.

PRODUCT RECALLS.

         As with all products subject to governmental regulatory approval, the Company's products can experience performance problems in the field that require review and possible corrective action by the manufacturer. The Company has on at least one occasion been required to recall a substantial amount of one of its products due to a labeling error. Similar product problems in the future could result in market withdrawals or recalls of products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In October and November of 1999, the Company issued 500,000 shares of its Common Stock in private transactions. 400,000 of these shares were issued upon exercise of warrants at a purchase price of $1.00 per share. Each of these issuances was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 5.  OTHER INFORMATION

Mr. Jonathan Mara, former Chief Executive Officer of the Company, tendered his resignation to the Board of Directors on February 29, 2000 as he had an opportunity to join a company where his past experience was more relevant to the business operations. Operations are presently being conducted by Jeff Kletter and Jocelyn Kletter, the Company's founders. The Company is actively engaged in a search for a new Chief Executive Officer. There can be no guarantee that the Company will find a person meeting its needs, or will be able to fill this position for a cost deemed acceptable by the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KINeSYS Pharmaceuticals, Inc.
                                   ---------------------------------------------
                                                          (Registrant)



April 14, 2000                     /s/ Jeff Kletter
------------------------------     ---------------------------------------------
(Date)                             President