Form 10QSB
period 2000-03-31
KINESYS PHARMACEUTICALS INC
filed 2000-05-22
CIK 1096328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                          For the quarterly period ended March 31, 2000.

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
                          For the transition period from ____ to ____.

Commission file number 000-27571.


                          KINeSYS PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                      98-0210050
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

9,640,747  as of March 31, 2000.

Transitional Small Business Disclosure Format (Check one):   / / Yes      /X/ No

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                     CONTENTS
=============================================================================================
CONSOLIDATED INTERIM FINANCIAL STATEMENTS

    Balance Sheets                                                                 5

    Statements of Operations                                                       6

    Statements of Cash Flows                                                       7

    Notes to the Financial Statements                                           8-10



===========================================================================================================
                                                                                   KINeSYS PHARMACEUTICALS, INC.
                                                                             CONSOLIDATED INTERIM BALANCE SHEETS

                                                                                  MARCH 31          June 30
                                                                                      2000             1999
                                                                               (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash                                                                  $         11,035  $       109,481
    Accounts receivable (net of allowance for doubtful accounts
      of $4,200 and $2,200)                                                        233,660           34,640
    Inventories                                                                    386,759          112,061
    Prepaid expenses (Note 3)                                                      325,584           18,936
                                                                          ---------------------------------
                                                                                   957,038          275,118

FIXED ASSETS, net of accumulated depreciation                                       26,286           29,340
GOODWILL, net of accumulated amortization of $134,149 and $24,391                  597,566          707,324
                                                                          ---------------------------------

                                                                          $      1,580,890  $     1,011,782
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
    Accounts payable                                                      $        153,696  $        91,678
    Accrued liabilities                                                             41,184           82,613
                                                                          ---------------------------------

                                                                                   194,880          174,291
LOANS PAYABLE (Note 4)                                                             317,231                 -
                                                                          ---------------------------------

                                                                                   512,111          174,291
                                                                          ---------------------------------

STOCKHOLDERS' EQUITY
    Share capital
      Authorized
        100,000,000   Preferred shares, par value $0.00001
        100,000,000   Common shares, par value $0.00001

      Issued (Note 3)
          9,640,747   Common shares (June 30, 1999 - 8,380,897
                        common shares)                                                  96               84

    Additional paid-in capital                                                   2,455,117        1,195,279
    Accumulated deficit                                                        (1,386,531)        (370,312)
    Accumulated other comprehensive income -
      foreign currency translation adjustment                                           97           12,440
                                                                          ---------------------------------

                                                                                 1,068,779          837,491
                                                                          ---------------------------------

                                                                          $      1,580,890  $     1,011,782
===========================================================================================================



       The accompanying notes form an integral part of these consolidated interim financial statements.


============================================================================================================
                                                                                        KINeSYS PHARMACEUTICALS, INC.
                                                                        CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                                                                                          (UNAUDITED)

                                               MARCH 31         March 31          MARCH 31          March 31
                                                   2000             1999              2000              1999
For the periods ended                        (3 MONTHS)       (3 Months)        (9 MONTHS)        (9 Months)
------------------------------------------------------------------------------------------------------------

SALES                                  $        342,959 $        36,325   $        416,337  $       218,357

COST OF GOODS SOLD                              244,608          30,860            288,706          124,948
                                      ---------------------------------------------------------------------

                                                 98,351           5,465            127,631           93,409
                                      ---------------------------------------------------------------------

EXPENSES
    Advertising and promotion                   233,366          39,508            551,972           84,428
    Amortization of goodwill                     36,586               -            109,758                -
    Bad debts                                     1,634           (719)              1,634              719
    Bank charges and interest                     2,317           2,607              4,309            9,983
    Commissions                                  12,986           1,716             15,273         (11,161)
    Consulting fees                              34,304          17,222             96,908           47,143
    Depreciation                                  2,740           1,383              8,099            4,864
    Office and other                             25,548          16,532             63,122           35,032
    Professional fees                            50,987          14,430            112,686           42,309
    Rent                                          8,515           3,619             21,905           13,227
    Repairs and maintenance                           -             880                  -            6,887
    Salaries and benefits                        41,878          12,767             98,826           60,746
    Stock option compensation                         -               -                  -          257,269
    Trade shows and travel                       24,733           8,626             59,358           41,165
                                      ---------------------------------------------------------------------

                                                475,594         118,571          1,143,850          592,611
                                      ---------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                (377,243)       (113,106)        (1,016,219)        (499,202)

EXTRAORDINARY GAIN ON DEBT
  RESTRUCTURING                                       -               -                  -           59,203
                                      ---------------------------------------------------------------------

NET LOSS FOR THE PERIOD                $      (377,243) $     (113,106)   $    (1,016,219)  $     (439,999)
===========================================================================================================

BASIC AND DILUTED LOSS PER SHARE:
   Loss per share before
     extraordinary item                $         (0.04) $        (0.03)  $          (0.11)  $        (0.15)
   Extraordinary item                                 -               -                  -             0.02
                                      ---------------------------------------------------------------------

   Loss per share for the period       $         (0.04) $        (0.03)  $          (0.11)  $        (0.13)
===========================================================================================================

WEIGHTED AVERAGE
   SHARES OUTSTANDING                         9,640,747       3,317,204         9,400,689        3,317,204
===========================================================================================================


       The accompanying notes form an integral part of these consolidated interim financial statements.


============================================================================================================
                                                                                        KINeSYS PHARMACEUTICALS, INC.
                                                                        CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                                                                                          (UNAUDITED)

For the nine-month periods ended March 31                                             2000              1999
------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
    Net loss for the period                                               $    (1,016,219)  $     (439,999)
    Items not involving cash
        Depreciation of fixed assets                                                 8,099            4,864
        Amortization of goodwill                                                   109,758                -
        Stock option compensation                                                        -          257,269
        Gain on debt restructuring                                                       -         (59,203)
    Decrease (increase) in assets
        Accounts receivable                                                      (199,020)           16,694
        Inventories                                                              (274,698)           39,482
        Prepaid expenses                                                           453,202          (1,279)
    Increase (decrease) in liabilities
        Accounts payable and accrued liabilities                                    20,589          174,118
                                                                          ---------------------------------

                                                                                 (898,289)          (8,054)
                                                                          ---------------------------------
INVESTING ACTIVITIES
    Net proceeds on sale of fixed assets                                                 -            4,006
    Purchase of fixed assets                                                       (5,045)                -
                                                                          ---------------------------------

                                                                                   (5,045)            4,006
                                                                          ---------------------------------

FINANCING ACTIVITIES
    Issuance of common shares                                                      500,000           68,414
    Repayment of loans payable                                                           -         (29,660)
    Repayment of advance from stockholders                                               -         (26,946)
    Proceeds on loans payable                                                      317,231                -
                                                                          ---------------------------------

                                                                                   817,231           11,808
                                                                          ---------------------------------

INCREASE (DECREASE) IN CASH DURING THE PERIOD                                     (86,103)            7,760

Effect of exchange rate on cash                                                   (12,343)          (4,613)

CASH, beginning of period                                                          109,481           17,514
                                                                          ---------------------------------

CASH, end of period                                                       $         11,035  $        20,661
===========================================================================================================

SUPPLEMENTAL INFORMATION
      Interest paid                                                       $          5,856  $         7,905
      Non-cash financing activity
        Expenses paid with issuance of common shares                      $        759,850  $             -
===========================================================================================================


       The accompanying notes form an integral part of these consolidated interim financial statements.

================================================================================

                                                   KINeSYS PHARMACEUTICALS, INC.
                          NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

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

      On May 4, 1999, the Company completed a major transaction acquiring all of the issued and outstanding common and preferred shares of KINeSYS Pharmaceutical Inc. ("KINeSYS Canada"), a Canadian company engaged in the manufacture and distribution of cosmoceutical products (Note 2). Upon the acquisition of KINeSYS Canada, the Company abandoned its previous activities in mineral exploration. Accordingly, KINeSYS Canada is treated as the predecessor business and the comparative amounts for the period ended March 31, 1999 are those of KINeSYS Canada. Loss per share for 1999 is calculated on a pro-forma basis.

      These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2000 the Company has had no significant operations and the Company's subsidiary has posted overall operating losses since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. Amounts raised will be used to develop a U.S. focus for marketing arrangements, to enhance the Company's e-commerce ability through its website, to provide financing for the purchase and manufacture of inventories and for other working capital purposes including operational systems upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

      These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

================================================================================
                                                   KINeSYS PHARMACEUTICALS, INC.
                          NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

2.    ACQUISITION OF KINeSYS PHARMACEUTICAL INC.

      On May 4, 1999, the Company acquired all of the issued and outstanding common and preferred stock of KINeSYS Canada. KINeSYS Canada is a company incorporated in December 1993 in British Columbia, Canada that is engaged in the manufacture and distribution of cosmoceutical products for active individuals and athletes.

      Consideration for the purchase was the issuance of 3,052,021 shares of common stock of the Company. The transaction was accounted for as a purchase. Accordingly, the operations of KINeSYS Canada have been included in the consolidated financial statements from May 4, 1999. The value of the consideration paid, being the common stock of the Company, was determined using quoted trading prices close to the date of substantial agreement to the terms of the acquisition of $0.197 per share. The value of the consideration paid exceeded the net book value of KINeSYS Canada at the transaction date by $731,715. The excess consideration, or "goodwill", is being amortized to income on a straight-line basis over five years.

      The summarized unaudited pro-forma results of operations set forth below for the nine-month period ended March 31, 1999 assume that the acquisition occurred as of July 1, 1998 and include expenses for the amortization of goodwill created on acquisition.


                                                                                                 Nine Months
                                                                                                       Ended
                                                                                                   March 31,
                                                                                                        1999
                                                                                            ----------------
      Sales                                                                                 $       182,033
      Net loss for the period before discontinued operations and
        extraordinary item                                                                  $     (512,798)
      Net loss for the period                                                               $     (473,697)
      Basic and diluted loss per share                                                      $        (0.14)
------------------------------------------------------------------------------------------------------------

3.    SHARE CAPITAL

      (a)During the nine-month period ended March 31, 2000 the Company issued 759,850 shares of common stock in exchange for future advertising and promotional services. The transactions were valued at $1.00 per share being the trading value of the Company's shares at the dates of the transaction which approximates the fair value of the services received. Such expenses are recorded as prepaid expenses in these financial statements and are being amortized on a monthly basis.

      (b)In October and November 1999, the Company received $500,000 on the issuance of the 500,000 shares of common stock pursuant to private placements.

================================================================================
                                                   KINeSYS PHARMACEUTICALS, INC.
                          NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
4.    LOAN PAYABLE

      Unsecured, payable on demand with 30 days notice,
           interest at 10% per annum                                      $        249,390

      Collateralized by specific account receivable (book value
          $138,159), interest rate to be determined                                 67,841
                                                                         -----------------
                                                                          $        317,231


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

         Following the Merger, the business conducted by the Company is the business conducted by Kinesys Canada prior to the Merger with the additional focus of growth opportunities in the U.S., overseas, and on the Internet. In conjunction with the Merger, the Company changed its name to "Kinesys Pharmaceuticals, Inc." The Company's shares were until December 1, 1999 traded on the Over the Counter Bulletin Board (the "OTCBB") operated by the National Association of Securities Dealers, Inc. under the symbol "KNES." The Company is currently seeking to have its shares re-listed on the OTCBB.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2000 AND 1999

         The results for this period discuss the consolidated operating results of the Company for the quarters ending March 31, 2000 and March 31, 1999.

Revenue

         Sales of $342,959 and $36,325 for the three months ended March 31, 2000 and 1999, respectively, were derived primarily from the sale of the Company's sunscreen products. During 1999, the Company's attentions were primarily focused on putting in place effective cost controls and management systems, and increasing sales and marketing efforts. Sales in the three months ended March 31, 2000 have accordingly increased as a result of last year's stepped-up efforts.

Operating expenses

         The Company's operating expenses consist of sales and marketing and general and administrative expenses. Operating expenses were $435,108 and $118,571 for the quarters ended March 31, 2000 and 1999, respectively, including $36,586 of goodwill amortization as a result of the acquisition of Kinesys Canada. No goodwill amortization was recorded during the quarter ended March 31, 1999.

         Advertising and promotion expense for the quarter ended March 31, 2000 of $233,366 increased $193,858 or 491% from the comparable period in 1999. Sales commissions for the quarter ended March 31, 2000 of $12,986 rose $11,270 or 657% over the commissions paid in the comparable period of 1999. Bank charges and interest resulted in net income of $1,547 for the quarter ended March 31, 2000 compared with expense of $2,607 in the comparable period of 1999. Professional fees paid to the Company's accountants, attorneys and computer consultants for the quarter ended March 31, 2000 of $14,365 decreased $65 or 0.5% from the comparable period in 1999. Salaries and benefits for these periods were $41,878 and $12,767, respectively. Expense for stock option compensation was nil in both periods. Expenses for travel and participation in trade shows were $24,733 for the quarter ended March 31, 2000 and $8,626 for the comparable period in 1999.

         A significant portion of the increase in advertising and promotion expense for the quarter ended March 31, 2000 is attributable to design costs associated with the creation of new packaging, point of purchase displays, and collateral material to be utilized in the official launch of the Company's product line in the United States and its re-launch in Canada in the spring of 2000. The increase in costs associated with the redesign of the KINeSYS brand is a one-time expense and is not likely to recur in future periods. The Company will reinvest capital as needed to update the design and look of the brand to keep it current in the marketplace. The increase in advertising, promotion and commissions costs also represents the increased cost of promotional giveaways and an increase in commissions paid on increased sales. The increase in management salaries and benefits is attributed to the conversion of two management salary and benefits packages from Canadian to United States Funds.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

 Revenue

         Sales of $416,337 and $218,357 for the nine months ended March 31, 2000 and 1999, respectively, were derived primarily from the sale of the Company's sunscreen products. During 1998 and 1999, the Company's attentions were primarily focused on putting in place effective cost controls and management systems, and increasing sales and marketing efforts. Sales in 2000 have accordingly increased as a result of last year's stepped-up efforts. The company spent the latter half of the 1999 calendar year completely redesigning its packaging and marketing material to make it available to retailers by March 2000. The sales attained in 1999 consisted of the selling of existing inventory of the original packaging design as the new packaging design was to be ready for shipping to retailers in the spring of 2000. .

Operating expenses

         The Company's operating expenses consist of sales and marketing and general and administrative expenses. Operating expenses were $1,103,364 and $592,611 for the nine months ended March 31, 2000 and 1999, respectively, including $109,758 of goodwill amortization as a result of the acquisition of Kinesys Canada. No goodwill amortization was recorded during the nine months ended March 31, 1999.

         Advertising and promotion expense for the nine months ended March 31, 2000 of $551,972 increased $467,544 or 554% from the comparable period in 1999. Sales commissions for the nine months ended March 31, 2000 of $15,273 rose over the comparable period of 1999, during which period commissions were refunded to the company in a net amount of $11,161. Bank charges and interest for the nine months ended March 31, 2000 of $445 decreased $9,538 from $9,983 in the comparable period of 1999. Professional fees paid to the Company's accountants, attorneys and computer consultants for the nine months ended March 31, 2000 of $76,064 increased $33,755 or 80% from the comparable period in 1999. Salaries and benefits for these periods were $98,826 and $60,746, respectively. Expense for stock option compensation decreased to nil in the nine months ended March 31, 2000 from $257,269 in the comparable period of 1999. Expenses for travel and participation in trade shows were $59,358 for the nine months ended March 31, 2000 and $41,165 for the comparable period in 1999.

         The increase in these numbers (particularly advertising, promotion and commissions) for the nine months ended March 31, 2000 represents the increased cost of the design of the new bottle, packaging and promotional collateral material, promotional giveaways and an increase in commissions paid on increased sales. A large expense was attributable to the recognition of an employee benefit relating to the grant of stock options to employees and directors in the nine months ended March 31, 1999, which was not duplicated in 2000.

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

         The Company's auditors, BDO Dunwoody LLP, have deemed that continuation of the Company as a "going concern," as defined by U.S. generally accepted accounting principles, is dependent upon the Company obtaining additional working capital. The Company is taking steps to raise additional capital, as its current cash reserves and proceeds from the additional options when exercised over the next three months are expected to allow the company to fulfill all orders for the remainder of 2000 and begin to plan for the 2001 season. The Company intends to conduct private placement sales of its equity securities if and when its cash reserves are depleted. There can be no assurance that any shares of Common Stock of the Company can or will be sold or that other sources of loans or funds will be available to the Company if and when needed. The failure of the Company to obtain adequate additional capital may require the Company to postpone some or all of the expansion of its proposed business operations and, potentially, to cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.


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

NEED FOR ADDITIONAL FINANCING.

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

HISTORY OF LOSSES AND NEGATIVE CASH FLOW; ANTICIPATED CONTINUED LOSSES.

         Since the Company's inception, it has incurred significant losses and negative cash flow, and as of December 31, 1999, it had an accumulated deficit of $1,346,045. The Company has not achieved profitability and it expects to continue to incur operating losses for the foreseeable future as it funds operating and capital expenditures in areas such as establishment and expansion of markets, advertising, brand promotion, sales and marketing, and operating infrastructure. The Company cannot assure investors that it will ever achieve or sustain profitability or that its operating losses will not increase in the future.

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

RELIANCE ON KEY INDIVIDUALS; NEED TO HIRE CEO AND OTHER QUALIFIED PERSONNEL.

         The Company is dependent upon the active participation of several key management personnel, including Jeffrey Kletter, President, and Jocelyn Kletter, Vice President. The Company does not currently maintain key employee insurance policies. Mr. Jonathan Mara, the past CEO, left the Company on February 29, 2000 to pursue other opportunities. The duties of the CEO are being fulfilled by the President and Vice President. The Company is actively seeking to recruit a new CEO with skills more suitable for the Company at its current stage, but there can be no guarantee that the Company will find a suitable candidate, or that a suitable candidate can be induced to work for the Company. The Company will likely need to recruit additional qualified personnel in order to expand according to its business plan. Although the Company is committed to offering competitive salaries, stock options, benefits and an appealing work environment, there can be no assurance that Kinesys will be able to attract such persons or retain any of its key personnel. The failure to attract and retain key personnel could have a material adverse effect on the Company's viability.

PRODUCT LIABILITY.

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

LIMITED LIQUIDITY AND RESTRICTED TRANSFERABILITY

         An investment in the Company involves limited liquidity. There is currently no public market for the Company's Common Stock, and no assurance can be given that a public market will develop. An investment in the Company is suitable only for sophisticated investors who have no need to have ready access to the capital that they commit to the Company. Potential investors must view an investment in the Company as a long-term commitment.

RISKS OF LOW-PRICED STOCKS; PENNY STOCK REGULATIONS.

         If the Company's Common Stock resumes trading on NASD'S "Over-the Counter Bulletin Board," it will be subject to Rule 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of purchasers to sell any of the Common Stock acquired in the secondary market.

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

SHARE PRICE VOLATILITY.

         If public trading in our Common Stock resumes, the trading price of the Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the personal products industries and other events or factors. In addition, in recent years the stock market in general has experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock. To date, the Company's Common Stock has not traded in sufficient volumes, or for a sufficient length of time, to produce any meaningful evidence of correlation between its price and general market volatility.

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

                                            KINeSYS Pharmaceuticals, Inc.
                                  ----------------------------------------------
                                                    (Registrant)



May 18, 2000                      /s/ Jeff Kletter
-------------------------       ------------------------------------------------
(Date)                           President